Form 10-Q
period 2014-06-30
Smarter App World International Corp
filed 2014-08-18
CIK 1586611

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2014

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55067

               SMARTER APP WORLD INTERNATIONAL CORPORATION
       -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                      PEBBLE RUN ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)


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


     Class                                   Outstanding at
                                              June 30, 2014

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

___________________________________________________________________



                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2014 (unaudited)
and December 31, 2013                                           1

Condensed Statements of Operations for the Three and Six Months
Ended June 30, 2014 and for the Period from July 2, 2013
(Inception) to June 30, 2014 (unaudited)                        2

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2014 and for the Period from July 2, 2013
(Inception) to June 30, 2014 (unaudited)                        3

Notes to condensed Financial Statements (unaudited)             4-7

______________________________________________________________________

                     PEBBLE RUN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                    June 30,       December 31,
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

 LIABILITIES AND STOCKHOLDERS' EQUITY

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
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________

                     PEBBLE RUN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENT OF OPERATIONS
                               (unaudited)

                                                          For the periods
                         For the three   For the six     from July 2,
                         months ended    months ended    2013 to
                         June 30, 2014   June 30, 2014   June 30, 2014
                         -------------   -------------   -------------

Revenue                  $       -       $         -      $      -

Operating expenses               -               750          1,407

Income tax                       -                 -             -
                         -------------   -------------   -------------
Net loss                 $       (0)      $      (750)        (1,407)
                         =============   =============   =============
Loss per share -
   basic and diluted     $       (0)      $       (0)
                         =============   =============

Weighted average shares-
   basic and diluted        20,000,000      20,000,000	    20,000,000
                         =============    =============   =============

The accompanying notes are an integral part of these unaudited condensed financial statements

                                           2

______________________________________________________________________
                     PEBBLE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                               For the
                                                             period from
                                          For the six     July 2, 2013
                                          months ended      (Inception) to
                                          June 30, 2014     June 30, 2014
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      (750)      $   (1,407)
 Changes in Operating Assets and
         Liabilities

   Accrued liablities                              750            1,150
                                          -------------     --------------

   Net cash used in operating activities             0             (257)
                                          -------------     --------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock              0             2,000

 Proceeds from stockholders' additional
       paid-in capital                               0               257
                                          -------------     --------------
   Net cash provided by financing
       activities                                    0             2,257
                                          -------------     --------------
 Net increase in cash                                0             2,000

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $       2,000            2,000
                                          =============     ==============


The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________


                     PEBBLE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF OPERATIONS

Pebble Run Acquisition Corporation ("Pebble Run" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Pebble Run. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2014.


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2014.

______________________________________________________________________
                     PEBBLE RUN ACQUISITION CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014, there are no outstanding dilutive securities.

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

______________________________________________________________________
                     PEBBLE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2014. The Company had working capital of $850 and an accumulated deficit of $1,407 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company does not elect early adoption during the quarter ended June 30, 2014.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

______________________________________________________________________
                     PEBBLE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

On July 16, 2014, Smarter App World International Corporation (formerly Pebble Run Acquisition Corporation) issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% of the total outstanding 20,000,000 shares of common stock to Simon Wiby, Corbey McCoy and Philip H. Neilson.

With the issuance of the 19,500,000 shares of stock and the redemption of 19,500,000 shares of stock, the Company effected a change in its control and the shareholder(s) elected new management of the Company.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Pebble Run Acquisition Corporation was incorporated on
JulY 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

     As of June 30, 2014, Pebble Run had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2014, Pebble Run had sustained net loss of $750, and had a deficit accumulated during the development stage of $1,407.

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

SUBSEQUENT EVENT

	On July 16, 2014, the Company redeemed an aggregate of 19,500,000 from the then 20,000,000 shares of common stock outstanding from its then two shareholders.

	Subsequenctly on July 16, 2014, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% of the total outstanding 20,000,000 shares of common stock as follows:
          Simon Wilby              15,600,000
          Corbey McCoy              1,950,000
          Philip H. Neilson         1,950,000


	On July 16, 2014, James M. Cassidy resigned as the Company's president, secretary and director. and James McKillop resigned as the Company's vice president and director.

    Simon Wilby was named as the director of the Company and was appointed its President.

	With the issuance of the 19,500,000 shares of stock and the redemption of 19,500,000 shares of stock, the Company effected a change in its control and the shareholder(s) elected new management of the Company.


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

	On July 16, 2014, an aggregate of 19,500,000 of the above issued shares was redeemded by the Company.

   On July 16, 2014, the Company issued the following shares of its common stock:
  	          Simon Wilby              15,600,000
        	  Corbey McCoy              1,950,000
          	  Philip H. Neilson         1,950,000


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

	             SMARTER APP WORLD INTERNATIONAL CORPORATION
                     (Formerly Pebble Run Acquistion Corporation)


                       By:   /s/ Simon Wilby
                              President

Dated:   August 15, 2014